Form 10-Q
period 2018-08-31
3AM TECHNOLOGIES INC
filed 2018-12-03
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-210544

3AM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2553515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Corporate Circle, Suite 400, Henderson, NV	89074-7722
(Address of principal executive offices)	(Zip Code)

(702) 866-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 29, 2018
Common stock, $0.001 par value	4,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

August 31, 2018

(Unaudited)

3am Technologies, Inc.

Balance Sheets

(Unaudited)

	August 31, 2018	May 31, 2018
ASSETS
Current Assets

Cash	$225	$828
Prepaid Expenses	1,871	1,871

Total Current Assets	$2,096	$2,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$16,500	$18,075
Due to related parties	17,512	10,012

Total Current Liabilities	34,012	28,087

Stockholders’ Deficit

Preferred stock	-	-
Authorized: 10,000,000 shares, par value $0.001 NIL shares issued and outstanding

Common stock	4,500	4,500
Authorized: 20,000,000 shares, par value $0.001 4,500,000 shares issued and outstanding

Additional paid-in capital	40,500	40,500
Accumulated Deficit	(76,916)	(70,388)

Total Stockholders’ Deficit	(31,916)	(25,388)

Total Liabilities and Stockholders’ Deficit	$2,096	$2,699

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Expenses

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2018	August 31, 2017
Expenses

General and administrative	$6,528	$12,730

Total Operating Expenses	6,528	12,730

Net Loss	$(6,528)	$(12,730)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	4,500,000	4,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2018	2017
Operating Activities
Net loss for the period	$(6,528)	$(12,730)
Adjustments to reconcile net loss to net cash used in Operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,575)	1,500
Net cash used in operating activities	(8,103)	(11,230)
Financing Activities
Due to related parties	7,500	-
Net cash provided by financing activities	7,500	-
Net Decrease in Cash	(603)	(11,230)
Cash, Beginning of Period	828	15,123
Cash, End of Period	$225	$3,893
Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Note to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended August 31, 2018, the Company has an accumulated deficit of $76,916. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements, as reported in the Form S-1, have been omitted. The Company has chosen May 31 as its year end.

3.Related Party Transactions

a)On July 19, 2018, the President of the Company loaned $7,500 to the Company, the loan is non-interest bearing with no specific terms of repayment. As of August 31, 2018 and May 31, 2018, the Company was indebted to the President of the Company in the amount of $17,512 and 10,012 respectively. The loans are non-interest bearing, unsecured and due on demand.

b)The Company’s office space is provided by management at no cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Overview

3AM TECHNOLOGIES, INC. (“3AM Technologies”, “we”, or “the Company”) was incorporated in the State of Nevada as a for-profit Company on March 13, 2014. We are a development-stage Company which intends to be in the business of sourcing products, design and manufacturing services for North American retailers, distributors and OEM (original equipment manufacturing) of products that include cables and printed circuit boards. We have signed a letter of intent to acquire 3AM Enterprises, Inc. which currently operates in that space. The completion of the acquisition is subject to 3AM Enterprises completing its audit to the satisfaction of our management team and our company completing a financing in excess of $25,000.

We intend to continue and grow the existing operations of 3AM Enterprises, Inc. Our President is a former employee of 3AM Enterprises, Inc. and has extensive knowledge of the business operations. 3AM Enterprises currently provides its products and services to a wide range of manufacturers and retailers including manufacturers of satellite TV receivers and retailers of audio cables. If, for any reason, we are unable to complete our acquisition of 3AM Enterprises, we intend to develop a competing business.

We intend to generate revenue by assisting technology manufacturers and retailers reduce their costs by sourcing their product design, development and manufacturing

The Company intends to compete with other similar companies, but aims to develop a website to promote its services and engage in a more comprehensive marketing program. 3AM Technologies does not currently have a website. That company currently relies on direct selling and referrals to source new clients. However, there can be no assurances that our efforts to expand the marketing effort of 3AM Technologies will succeed, or that we will be able to successfully market the proposed website, if developed. We believe that there is significant growth potential in 3AM Enterprises that can be achieved by expanding the company’s marketing efforts.

While the company has enough funds to operate now, management believes the company’s best chance for long term growth is to complete the acquisition of 3AM Enterprises, Inc. and put significant investment into additional marketing.

We expect to spend a significant portion of our existing funds conducting this offering and attempting to achieve a public listing. We believe that we will need to raise a minimum of $100,000, or 50% of our shares being offered, in order to complete our acquisition of 3AM Enterprises, develop a website, engage in a marketing program, as well as to meet our ongoing reporting requirements with the SEC, however, we may require more than this amount in order to reach these goals.

Below is a summary of the gross proceeds, before aggregate offering costs of approximately $40,000, we may receive from the sale of the shares in the Offering:

Percentage of Shares Sold	Shares Sold	Proceeds to the Company
10%	2,000,000	$20,000
25%	5,000,000	$50,000
50%	10,000,000	$100,000
75%	15,000,000	$150,500
100%	20,000,000	$200,000

The offering will terminate upon the earlier to occur of: (i) the sale of all 20,000,000 shares being offered, or (ii) 90 days after this registration statement is declared effective by the Securities and Exchange Commission. However, we may extend the offering for up to 90 days following the 90 day offering period.

If we are unable to raise sufficient funds to complete the acquisition of 3AM Enterprises, this may prevent us from accomplishing a large portion of our business plan.

Our business office is located at 129 The Queensway, Barrie, ON, Canada L4M 0B1. Our telephone number is 1-702-446-0810. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722.

Plan of Operation

Over the 12 month period from the completion of our offering, if we have raised enough funds, we intend to complete our acquisition of 3AM Enterprises and design, launch and market our website. Management believes that selling 50% of the proposed offering should constitute sufficient funds to set our business plan in motion. We intend to use all the proceeds from the offering over the 12 month period after completion thereof. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. We expect the offering expenses will be approximately $40,000 and we intend to use our current available cash to pay for such expenses.

	If 10% of Shares Sold	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold

Gross proceeds	$20,000	$50,000	$100,000	$150,000	$200,000

WEBSITE
Acquisition of 3AM	-	25,000	25,000	25,000	25,000
Technologies	-	-	10,000	10,000	10,000
Website Development and Testing	10,000	10,000	-	-	-
Webservers / Hosting	500	500	500	500	500
Marketing	5,000	3,500	32,500	50,000	70,000
Total	$15,500	$39,000	$68,000	$85,500	$105,500

ADMINISTRATION EXPENDITURES
Professional Fees	4,000	4,000	6,000	10,000	12,000
Office, phone and Admin	500	2,000	3,000	5,000	7,500
Employees	-	5,000	23,000	49,500	75,000
Total	$4,500	$11,000	$32,000	$64,500	$94,500

TOTALS	$20,000	$50,000	$100,000	$150,000	$200,000

The above figures represent only estimated costs.

Within 90 days of the completion of our offering, the Company, if sufficient funds are raised, intends to complete its acquisition of 3AM Enterprises. If we do not raise sufficient funds or do not complete the acquisition for any other reason, we intend to develop a similar business to 3AM Enterprises. We then intend to commence development of a website for the Company as well as a marketing plan.

We do not know whether the website developer we ultimately select will also offer front end graphic design services for the web interface or if we will choose to use the same firm to develop both aspects of the website. These aspects require different types of expertise. We may need to hire a separate graphics design firm to complete the look and feel of the website. During the course of the website’s development we will strive to optimize the site for registration in the search engines.

Based on our initial research, we believe development of the website to take between 3 – 4 months. During the development of the website, we will plan our marketing and sales strategy. If we sell 50% of the proposed offering, we will likely hire a part-time sales person to assist in growing our business. If we sell 75% of the proposed offering, we will likely hire a full-time sales representative to solicit clients and maintain customer relations. If we sell the entire proposed offering, we will likely hire a full-time sales representative as well as a part-time sales representative.

We plan to spend the remainder of the 12 months after this offering focused on marketing our website and our business. We plan to register our website in a large number of search engines, using various SEO techniques, and may also purchase AdWords on Google.

If we are unable to complete the acquisition of 3AM Enterprises, develop our website development or marketing efforts because we do not have enough resources, we believe that we will have to cease operations until we raise money. Attempting to raise capital after failing in any phase of our website development plan would be difficult. As such, if we cannot secure additional proceeds we may have to cease marketing our website which may negatively affect investors’ investment.

Results of Operations

For the Period Ended August 31, 2018 and 2017

		Three Months		Three Months
		Ended		Ended
		August 31, 2018		August 31, 2017
Revenues	$	Nil	$	Nil
Total operating expenses		6,528		12,730

Net loss		$(6,528)		$(12,730)

Revenues

For the period ended August 31, 2018 and August 31, 2017, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $6,528 for the period ended August 31, 2018 compared to $12,730 for the period ended August 31, 2017, which consisted of general and administrative expenses for both periods. Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $6,500 in professional fees, and $28 in other general and administrative expenses for the period ended August 31, 2018.

Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $12,700 in professional fees, and $30 in other general and administrative expenses for the period ended August 31, 2017.

Net Loss

We had a net loss of $6,528 for the period ended August 31, 2018 due to incurred operating expenses and no revenues.

Our revenue for the period ended August 31, 2018 was $Nil, and expenses for the period ended August 31, 2018 were $6,528, resulting in a net loss of $6,528.

We had a net loss of $12,730 for the period ended August 31, 2017 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of August 31,2018, we had $225 in cash.

Our Company has a minimum cash burn rate of $5,000 per month mainly for legal and accounting expenses. Our founders have committed to lend the Company sufficient funds as required to continue operations for the next 6 months. We hope to raise capital from this offering to continue our operations and start generate revenues. If our Company does not realize revenues, then our Company intends to secure additional financing through the sale of its securities, however, there can be no assurance that our Company will be successful in selling its securities or the terms will be favorable to our Company.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of our Company. We believe we will be able to generate advertising sales revenue within one hundred and twenty (120) days of the launch of our website.

We estimate that we will need to raise at least $100,000 to develop a first version of our planned website and fund our planned operations, including public company reporting costs, for twelve months from the date of the prospectus.

We are highly dependent upon the success of the public offering described herein.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees other than those noted above.

If we are unable to raise sufficient funds to pay for the development of our website, this may prevent us from accomplishing our business plan.

Off-balance sheet arrangements

Our Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with our Company is a party, under which our Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable because we are a small reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable because we are a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
†

Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3AM TECHNOLOGIES, INC.

Date: November 29, 2018	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)