Form 10-Q
period 2018-11-30
3AM TECHNOLOGIES INC
filed 2019-01-22
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "small reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of January 22, 2019
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

November 30, 2018

(Unaudited)

Index

Balance Sheets5

Statements of Expense6

Statements of Cash Flows7

Notes to the Financial Statements8

3am Technologies, Inc.

Balance Sheets

(Unaudited)

	November 30, 2018	May 31, 2018
ASSETS

Current Assets
Cash	$5,193	$828
Prepaid Expenses	1,871	1,871
Total Current Assets	$7,064	$2,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$21,000	$18,075
Due to related parties	17,512	10,012
Total Current Liabilities	38,512	28,087

Stockholders’ Deficit
Preferred stock Authorized: 10,000,000 shares, par value $0.001 NIL shares issued and outstanding	-	-
Common stock Authorized: 20,000,000 shares, par value $0.001 5,300,000 and 4,500,000 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively	5,300	4,500
Additional paid-in capital	47,700	40,500
Accumulated Deficit	(84,448)	(70,388)
Total Stockholders’ Deficit	(31,448)	(25,388)

Total Liabilities and Stockholders’ Deficit	$7,064	$2,699

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Expenses

(Unaudited)

	For the Three Months Ended November 30, 2018	For the Three Months Ended November 30, 2017	For the Six Months Ended November 30, 2018	For the Six Months Ended November 30, 2017
Expenses

General and administrative	$7,532	$9,729	$14,060	$22,459

Total Operating Expenses	7,532	9,729	14,060	22,459

Net Loss	$(7,532)	$(9,729)	$(14,060)	$(22,459)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	4,672,527	4,500,000	4,585,792	4,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30, 2018	For the Six Months Ended November 30, 2017
Operating Activities

Net loss	$(14,060)	$(22,459)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,925	3,000
Net cash used in operating activities	(11,135)	(19,459)

Financing Activities
Proceeds from sale of common stock	8,000	-
Due to related parties	7,500	10,000
Net cash provided by financing activities	15,500	10,000

Net Increase (Decrease) in Cash	4,365	(9,459)

Cash, Beginning of Period	828	15,123

Cash, End of Period	$5,193	$5,664

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Note to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended November 30, 2018, the Company has an accumulated deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.Related Party Transactions

a)On July 19, 2018, the President of the Company loaned $7,500 to the Company, the loan is non-interest bearing with no specific terms of repayment.  As of November 30, 2018 and May 31, 2018, the Company was indebted to the President of the Company in the amount of $17,512 and $10,012 respectively.  The loans are non-interesting bearing, unsecured and due on demand.

b)The Company’s office space is provided by management at no cost.

4.Common Stock

a) On November 6, 2018, the Company issued 300,000 common shares at $0.01 per share for proceeds of $3,000.

b) On November 13, 2018, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

5. Subsequent Event

On January 16, 2019, the Company issued 2,200,000 common shares at $0.01 per share for proceeds of $22,000. On December 3, 2018, Ben Hum was appointed to the Board of Directors.

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

	If 10% of Shares Sold	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold

Gross proceeds	$20,000	$50,000	$100,000	$150,000	$200,000

WEBSITE
Acquisition of 3AM	-	25,000	25,000	25,000	25,000
Technologies Website Development and Testing	10,000	10,000	10,000	10,000	10,000
Webservers / Hosting	500	500	500	500	500
Marketing	5,000	3,500	32,500	50,000	70,000
Total	$15,500	$39,000	$68,000	$85,500	$105,500

ADMINISTRATION EXPENDITURES
Professional Fees	4,000	4,000	6,000	10,000	12,000
Office, phone and Admin	500	2,000	3,000	5,000	7,500
Employees	-	5,000	23,000	49,500	75,000
Total	$4,500	$11,000	$32,000	$64,500	$94,500

TOTALS	$20,000	$50,000	$100,000	$150,000	$200,000

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

Results of Operations

For the Period Ended November 30, 2018 and 2017

	Six Months Ended November 30, 2018		Six Months Ended November 30, 2017
Revenues	$	Nil	$	Nil
Total operating expenses		14,060		22,459

Net loss		$(14,060)		$(22,459)

Revenues

For the period ended November 30, 2018 and November 30, 2017, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $14,060 for the period ended November 30, 2018 compared to $22,459 for the period ended November 30, 2017, which consisted of general and administrative expenses for both periods. Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $14,000 in professional fees, and $60 in other general and administrative expenses for the period ended November 30, 2018.

Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $22,400 in professional fees, and $59 in other general and administrative expenses for the period ended November 30, 2017.

Net Loss

We had a net loss of $14,060 for the period ended November 30, 2018 due to incurred operating expenses and no revenues.

Our revenue for the period ended November 30, 2018 was $Nil, and expenses for the period ended November 30, 2018 were $14,060, resulting in a net loss of $14,060.

We had a net loss of $22,459 for the period ended November 30, 2017 due to incurred operating expenses and no revenues.

For the Period Ended November 30, 2018 and 2017

	Three Months Ended November 30, 2018		Three Months Ended November 30, 2017
Revenues	$	Nil	$	Nil
Total operating expenses		7,532		9,729

Net loss		$(7,532)		$(9,729)

Revenues

For the period ended November 30, 2018 and November 30, 2017, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $7,532 for the period ended November 30, 2018 compared to $9,729 for the period ended November 30, 2017, which consisted of general and administrative expenses for both periods. Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $7,500 in professional fees, and $32 in other general and administrative expenses for the period ended November 30, 2018.

Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $9,700 in professional fees, and $30 in other general and administrative expenses for the period ended November 30, 2017.

Net Loss

We had a net loss of $7,532 for the period ended November 30, 2018 due to incurred operating expenses and no revenues.

Our revenue for the period ended November 30, 2018 was $Nil, and expenses for the period ended November 30, 2018 were $7,532, resulting in a net loss of $7,532.

We had a net loss of $9,729 for the period ended November 30, 2017 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of November 30, 2018, we had $5,193 in cash.

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

3AM TECHNOLOGIES, INC.

Date: January 22, 2019	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)