Form 10-Q/A
period 2018-11-30
3AM TECHNOLOGIES INC
filed 2019-01-23
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to 3AM Technologies, Inc.’s quarterly report on Form 10–Q for the period ended November 30, 2018, filed with the Securities and Exchange Commission on January 22, 2019 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II - OTHER INFORMATION

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

3AM TECHNOLOGIES, INC.

Date: January 23, 2019	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)