Form 10-Q
period 2019-02-28
3AM TECHNOLOGIES INC
filed 2019-04-24
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 23, 2019
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

February 28, 2019

(Unaudited)

3am Technologies, Inc.

Balance Sheet

(Unaudited)

	February 28,	May 31,
	2019	2018
ASSETS
Current Assets

Cash	$22,867	$828
Prepaid Expenses	1,871	1,871

Total Current Assets	$24,738	$2,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts Payable and Accrued Liabilities	$19,500	$18,075
Due to related parties	17,512	10,012

Total Current Liabilities	37,012	28,087

Stockholders’ Deficit

Preferred stock Authorized: 10,000,000 shares, par value $0.001 NIL shares issued and outstanding

	-	-
Common stock Authorized: 20,000,000 shares, par value $0.001 7,500,000 and 4,500,000 shares issued and outstanding, respectively

	7,500	4,500
Additional paid-in capital	67,500	40,500
Accumulated Deficit	(87,274)	(70,388)

Total Stockholders’ Deficit	(12,274)	(25,388)

Total Liabilities and Stockholders’ Deficit	$24,738	$2,699

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Expenses

(Unaudited)

	For the Three Months Ended February 28, 2019	For the Three Months Ended February 28, 2018	For the Nine Months Ended February 28, 2019	For the Nine Months Ended February 28, 2018
Expenses

General and administrative	$2,826	$4,086	$16,886	$26,545

Total Operating Expenses	2,826	4,086	16,886	26,545

Net Loss	$(2,826)	$(4,086)	$(16,886)	$(26,545)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	6,351,111	4,500,000	5,167,766	4,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2018	4,500,000	$4,500	$40,500	$(70,388)	$(25,388)

Net loss	–	–	–	(6,528)	(6,528)

Balance – August 31, 2018	4,500,000	4,500	40,500	(76,916)	(31,916)

Common stock issued for cash	800,000	800	7,200	–	8,000

Net loss	–	–	–	(7,532)	(7,532)

Balance – November 30, 2018	5,300,000	5,300	47,700	(84,448)	(31,448)

Common stock issued for cash	2,200,000	2,200	19,800	–	22,000

Net loss	–	–	–	(2,826)	(2,826)

Balance – February 28, 2019	7,500,000	$7,500	$67,500	$(87,274)	$(12,274)

Balance – May 31, 2017	4,500,000	$4,500	$40,500	$(43,611)	$1,389

Net loss	–	–	–	(12,730)	(12,730)

Balance – August 31, 2017	4,500,000	4,500	40,500	(56,341)	(11,341)

Net loss	–	–	–	(9,729)	(9,729)

Balance – November 30, 2017	4,500,000	4,500	40,500	(66,070)	(21,070)

Net loss	–	–	–	(4,086)	(4,086)

Balance – February 28, 2018	4,500,000	$4,500	$40,500	$(70,156)	$(25,156)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended February 28, 2019	For the Nine Months Ended February 28, 2018

Operating Activities

Net loss for the period	$(16,886)	$(26,545)
Adjustments to reconcile net loss to net cash used in Operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,425	(1,859)
Prepaid Expenses	-	4,137
Net cash used in operating activities	(15,461)	(24,267)
Financing Activities
Proceeds from issuance of common stock	30,000	-
Due to related parties	7,500	10,000
Net cash provided by financing activities	37,500	10,000

Net Change in Cash	22,039	(14,267)

Cash, Beginning of Period	828	15,123

Cash, End of Period	$22,867	$856

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Note to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended February 28, 2019, the Company has an accumulated deficit of $87,274. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.Related Party Transactions

a)On July 19, 2018, the President of the Company loaned $7,500 to the Company, the loan is non-interest bearing with no specific terms of repayment. As of February 28, 2019 and May 31, 2018, the Company was indebted to the President of the Company in the amount of $17,512 and $10,012 respectively. The loans are non-interesting bearing, unsecured and due on demand.

b)The Company’s office space is provided by management at no cost.

4.Common Stock

a)On November 6, 2018, the Company issued 300,000 common shares at $0.01 per share for proceeds of $3,000.

b)On November 13, 2018, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

c)On January 16, 2019, the Company issued 2,200,000 common shares at $0.01 per share for proceeds of $22,000.

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

Results of Operations

For the Period Ended February 28, 2019 and 2018

	Nine Months Ended February 28, 2019		Nine Months Ended February 28, 2018
Revenues	$	Nil	$	Nil
Total operating expenses		16,886		26,545

Net loss		$(16,886)		$(26,545)

Revenues

For the periods ended February 28, 2019 and February 28, 2018, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $16,886 for the period ended February 28, 2019 compared to $26,545 for the period ended February 28, 2018, which consisted of general and administrative expenses for both periods. Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $15,000 in professional fees, and $1,886 in other general and administrative expenses for the period ended February 28, 2019.

Our general and administrative expenses were comprised of $Nil in stock-based compensation to our founders and third-party service providers, $26,003 in professional fees, and $542 in other general and administrative expenses for the period ended February 28, 2018.

Net Loss

We had a net loss of $16,886 for the period ended February 28, 2019 due to incurred operating expenses and no revenues.

Our revenue for the period ended February 28, 2019 was $Nil, and expenses for the period ended February 28, 2019 were $16,886, resulting in a net loss of $16,886.

We had a net loss of $26,545 for the period ended February 28, 2018 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of February 28, 2019, we had $22,867 in cash.

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

3AM TECHNOLOGIES, INC.

Date: April 23, 2019	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)