Form 10-K
period 2019-05-31
3AM TECHNOLOGIES INC
filed 2019-09-13
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-210544

3AM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2553515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 The Queensway, Barrie, ON, Canada, L4M 0B1

(Address of principal executive offices)

(702) 866-2500

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if smaller reporting company)	[X]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $0.001 per share, issued and outstanding as of September 12, 2019.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business.

General

As used in this Annual Report, references to “the Company”, “3AM Technologies”, “we”, “our”, “ours” and “us” refer 3AM Technologies Inc., unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

3AM TECHNOLOGIES, INC. (“3AM Technologies”, “we”, or “the Company”) was incorporated in the State of Nevada as a for-profit Company on March 13, 2014. We are a development-stage Company which intends to be in the business of sourcing products, design and manufacturing services for North American retailers, distributors and OEM (original equipment manufacturing) of products that include cables and printed circuit boards. We have signed a letter of intent to acquire 3AM Enterprises Inc. which currently operates in that space. The completion of the acquisition is subject to 3AM Technologies obtaining its trading symbol and having operating capital satisfactory to 3AM Enterprises.

We intend to continue and grow the existing operations of 3AM Enterprises Inc. Our President is a former employee of 3AM Enterprises Inc. and has extensive knowledge of the business operations. 3AM Enterprises currently provides its products and services to a wide range of manufacturers and retailers including manufacturers of satellite TV receivers and retailers of audio cables. If, for any reason, we are unable to complete our acquisition of 3AM Enterprises, we intend to develop a competing business.

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

While the company has enough funds to operate now, management believes the company’s best chance for long term growth is to complete the acquisition of 3AM Enterprises Inc. and put significant investment into additional marketing.

Employees

The Company currently has two (3) employees; Simon Gee, the Company’s President, Gordon Rioux, the Company’s Vice President and Ben Hum, a director of the Company. All of the Company’s employees are employed elsewhere and have the flexibility to work up to 20 hours per week on 3AM Technologies related matters.

Our Corporate Information

Our principal executive office is located at 129 The Queensway, Barrie, ON, Canada, L4M 0B1. Our telephone number is (702) 866-2500.

Our United States and registered statutory office is located 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters. Additionally, the documents we file with the SEC is or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Other information on the operation of the Public Reference Room is or will be available by calling the SEC at (800) SEC-0330.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 129 The Queensway, Barrie, ON, Canada, L4M 0B1. Our telephone number is (702) 866-2500. We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Simon Gee, and he allows us to use the space to run the business and without charge to the Company.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public market for our common stock.

Holders

As of September 12, 2019, there were 32 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the SEC during the fiscal year ended May 31, 2019, we issued the following securities without registration under the Securities Act of 1933.

On November 15, 2018, the Company’s board approved the issuance of 800,000 common shares at $0.01 per share for proceeds of $8,000.

On January 16, 2019, the Company’s board approved the issuance of 2,200,000 common shares at $0.01 per share for proceeds of $22,000.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Our directors are not compensated for their services. The board has not implemented a plan to award options to our director. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in 3AM Technologies, Inc. (referred to herein as the "Company", or, "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

Overview

3AM TECHNOLOGIES, INC. (“3AM Technologies”, “we”, or “the Company”) was incorporated in the State of Nevada as a for-profit Company on March 13, 2014. We are a development-stage Company which intends to be in the business of sourcing products, design and manufacturing services for North American retailers, distributors and OEM (original equipment manufacturing) of products that include cables and printed circuit boards. We have signed a letter of intent to acquire 3AM Enterprises Inc. which currently operates in that space. The completion of the acquisition is subject to us obtaining our trading symbol and having working capital satisfactory to the 3AM Enterprises.

We intend to continue and grow the existing operations of 3AM Enterprises Inc. Our President is a former employee of 3AM Enterprises Inc. and has extensive knowledge of the business operations. 3AM Enterprises currently provides its products and services to a wide range of manufacturers and retailers including manufacturers of satellite TV receivers and retailers of audio cables. If, for any reason, we are unable to complete our acquisition of 3AM Enterprises, we intend to develop a competing business.

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

While the company has enough funds to operate now, management believes the company’s best chance for long term growth is to complete the acquisition of 3AM Enterprises Inc. and put significant investment into additional marketing.

Plan of Operation

Our goal is to acquire 3AM Enterprises Inc., which is in the business of sourcing products, design and manufacturing services for North American retailers, distributors and OEM (original equipment manufacturing) of products that includes cables and printed circuit boards. We have signed a letter of intent to acquire 3AM Enterprises Inc. We intend to generate revenue through the sale, design and manufacturing sourcing of components and products for North American retailers OEM technology products. The initial focus of our business will service retailers of cables and printed circuit boards.

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

Management expects to have to invest in ongoing development and expansion of the Company’s services in order to remain competitive.

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Critical Accounting Estimates

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition. Estimates involve the employ of numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

Basis of Presentation: These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is May 31.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents: The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Related Parties: The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Financial Instruments: The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K.

For the Fiscal Year Ended May 31, 2019 compared to the year ended May 31, 2018

Revenue

For the year ended May 31, 2019 and the period ended May 31, 2018 we generated no revenue because we are currently undertaking development of our website and marketing and advertising.

Operating Expense

Operating expense increased to $34,311 for the year ended May 31, 2019 as compared with $26,777 for the year ended May 31, 2018. This increase is primarily attributable to an increase in general and administrative expenses due to accounting, legal and consulting expenses.

Net loss

Net loss increased to $34,311 for the year ended May 31, 2019 as compared with $26,777 for the year ended May 31, 2018. The increase is entirely attributable to an increase in operating expenses of approximately $7,534.

Liquidity and Capital Resources

	For the Periods Year Ended May 31,
	2019	2018
Net cash used in operating activities	$(25, 386)	$(24,295)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$37,500	$10,000

Net cash used in operations was $25,386 for the fiscal year ended May 31, 2019 compared to $24,295 for the year ended May 31, 2018. This increase was primarily attributable to an increase in net loss of approximately $7,534, and an increase in accounts payable of $6,659.

Net cash used in investing activities was $0 for the fiscal year ended May 31, 2019 and the year ended May 31, 2018.

Cash flows provided by financing activities for the fiscal year ended May 31, 2019 were $37,500 compared to $10,000 for the year ended May 31, 2018.

We have substantial capital resource requirements and have incurred significant losses since inception. As of May 31, 2019, we had $12,942 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of May 31, 2019 and 2018, the Company was indebted to the President of the Company in the amount of $17,512 and $10,012, respectively, which is non-interest bearing, unsecured, and due on demand.

The business’ operational facility was provided by the president of the Company free of charge.

Going Concern Qualification

We did not generate any revenue for the fiscal year ended May 31, 2019 or the year ended May 31, 2018 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. As of May 31, 2019, the Company has an accumulated deficit of $104,699. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the yearS ended May 31, 2019 and 2018. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

3am Technologies, Inc.

May 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

3am Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 3am Technologies, Inc. (the “Company”) as of May 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

September 13, 2019

3am Technologies, Inc.

Balance Sheets

	May 31, 2019	May 31, 2018
ASSETS
Current Assets
Cash	$12,942	$828
Prepaid Expenses	1,871	1,871
Total Current Assets	$14,813	$2,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$27,000	$18,075
Due to related parties	17,512	10,012

Total Current Liabilities	44,512	28,087

Stockholders’ Deficit
Preferred stock
Authorized: 100,000,000 shares, par value $0.001
NIL shares issued and outstanding	-	-
Common stock
Authorized: 200,000,000 shares, par value $0.001
7,500,000 and 4.500,000 shares issued respectively and outstanding	7,500	4,500
Additional paid in capital	67,500	40,500
Accumulated Deficit	(104,699)	(70,388)

Total Stockholders’ Deficit	(29,699)	(25,388)

Total Liabilities and Stockholders’ Deficit	$14,813	$2,699

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Statements of Operations

	For the Year Ended May 31, 2019	For the Year Ended May 31, 2018
Operating Expenses
General and administrative	$34,311	$26,777

Total Operating Expenses	34,311	26,777

Net Loss	$(34,311)	$(26,777)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	5,755,616	4,500,000

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended May 31, 2019 and May 31, 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – May 31, 2017	4,500,000	$4,500	$40,500	$(43,611)	$1,389

Net loss	-	-	-	(26,777)	(26,777)

Balance – May 31, 2018	4,500,000	$4,500	$40,500	$(70,388)	$(25,388)
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(34,311)	(34,311)
		-
Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Statements of Cash Flows

	For the Year Ended May 31, 2019	For the Year Ended May 31, 2018
Operating Activities
Net Loss	$(34,311)	$(26,777)
Adjustments to reconcile net loss to net cash used in Operating Activities

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,925	2,266
Prepaid expense	-	216

Net cash used in operating activities	(25,386)	(24,295)
Financing Activities
Proceeds from issuance of common stock	30,000	-
Due to related parties	7,500	10,000

Net cash provided by financing activities	37,500	10,000
Net Increase (Decrease) in Cash	12,114	(14,295)

Cash, Beginning of Period	828	15,123
Cash, End of Period	$12,942	$828

Supplemental Disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Notes to Financial Statements

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the year ended May 31, 2019, the Company has an accumulated deficit and net loss. The Company intends to be in the business of sourcing parts and processes to assist manufacturers of various electronic products. The Company intends to service a wide range of clients from manufacturers of satellite receivers, computer circuit boards and cables. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is May 31.

b)Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

e)Loss per Share

The Company computes net loss per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

3am Technologies, Inc.

Notes to Financial Statements

2.Summary of Significant Accounting Policies (continued)

f)Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

g)The Company follows ASC850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

h)Recent Accounting Pronouncements

There were recently issued updates most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our financial position, results of operations or cash flows.

3.Related Party Transactions

a)On July 19, 2018, the President of the Company loaned $7,500 to the Company, the loan is non-interest bearing with no specific terms of repayment. As of May 31, 2019 and 2018, the Company was indebted to the President of the Company in the amount of $17,512 and $10,012 respectively. The loans are non-interesting bearing, unsecured and due on demand.

b)The Company’s office space is provided by management at no cost.

4.Common Stock

a) On November 6, 2018, the Company issued 300,000 common shares at $0.01 per share for proceeds of $3,000.

b) On November 13, 2018, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

c) On January 16, 2019, the Company issued 2,200,000 common shares at $0.01 per share for proceeds of $22,000.

5.Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $104,699 which start to expire in 2035. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. All tax returns for the Company remain open.

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

3am Technologies, Inc.

Notes to Financial Statements

5.Income Taxes (Continued)

The income tax benefit differs from the amount computed by applying the federal income tax rate to net loss before income taxes for the period ended May 31, 2019 and 2018 as a result of the following:

	2019 $	2018 $
Income tax benefit computed at statutory rates	21,987	14,781
Valuation allowance	(21,987)	(14,781)

Provision for income taxes	-	-

Significant components of the Company’s deferred tax assets and liabilities as at May 31, 2019 and 2018, after applying enacted corporate income tax rates, are as follows:

	2019 $	2018 $
Deferred income tax asset
Net operating loss carried forward	104,699	70,388
Valuation allowance	(104,699)	(70,388)

Net deferred income tax asset	-	-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2019, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of May 31, 2019, we had identified the following material weaknesses which still exist through the date of this report:

As of May 31, 2019 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. The Company retains an outside accountant to assist in these areas. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of May 31, 2019. Based on this assessment, management believes that, as of May 31, 2019, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. The Company retains an outside accountant to assist in these areas. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of May 31, 2019, based on the criteria established in the 2013 “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of May 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Simon Gee	President, Chief Executive Officer, Chief Financial Officer, Secretary,	39	March 13, 2014
	Treasurer, and Director

Gordon Rioux	Vice President and Director	44	November 26, 2014

Ben Hum	Director	54	December 3, 2018

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Simon Gee, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Mr. Gee obtained a Bachelor of Fine Arts: Art History from Concordia University, Montreal in May 2008. Since Jan. 2003, Mr. Gee has worked as a Freelance Graphic Artist and Creative Services Designer. His services include producing and designing graphic visual art for a wide range of clients. From September to December of 2012, Mr. Gee worked for 3AM Enterprises Inc. as both a graphic designer and department head. His duties included photo editing, product shipping and receiving and client relations. Mr. Gee currently spends approximately 20 hours per week providing services to our company which represents approximately 30% of his working hours.

Gordon Rioux, Vice President and Director

Mr. Rioux obtained a Diploma in Digital Electronics and a Certificate in Mathematical Tutorial Instructor at Herzing College in 1994 in Ottawa, Ontario. Since February 2007, Mr. Rioux has been employed by Skyewood Contractors in Ontario Canada where he performs home renovations including the installation and wiring of electronic systems. Mr. Rioux currently spends approximately 20 hours per week providing services to our company which represents approximately 30% of his working hours.

Ben Hum, Director

Mr. Hum has over 25 years of experience in senior management and leadership roles which include: Founder & Managing Director at InsightArk Inc.-Systems integration and Web development (October 2012 – current), Co-founder & Managing Director oxiGEAR Corporation - Health and wellness device technology (Feb 2018-current), President Keiretsu Forum York Region Chapter - World's largest network of angel investors spanning 52 cities in 23 countries specializing in syndicated investment deal flow (January 2018-current), Co-founder & President NAAAP Toronto - non profit leadership development and career advancement (January 2001-current), Co-founder and Senior Director of Operations at Xystar Technologies - website and application development (May 2002-October 2011), Member of the Chinese Advisory Cabinet: SickKids Foundation (April 2013 – May 2014), Advisory Committee Member of Enterprise Toronto - City of Toronto Economic Development Office (November 2003-November 2008), Founder & Executive Director of United Nations Trade Point Toronto - International trade matchmaking and development (May 2002 – September 2005). Mr. Hum currently dedicates approximately 15 hours per week providing services to our company.

Committees of the Board of Directors

We presently do not have an audit committee, nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believe that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or other committees.

Code of Ethics

The Board does not have a formal Code of Conduct and Ethics.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 129 The Queensway, Barrie, ON, Canada, L4M 0B1, Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit us and our shareholders. Although there are many other factors, the Board seeks individuals with experience in business, financial and scientific research and development.

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Gee, as our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk. Presently, the primary risks affecting us is the lack of working capital, the inability to generate sufficient revenues so that we have positive cash flow from operations. The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Item 11. Executive Compensation.

Termination Provisions

The Company has not entered into employment agreements with any of its directors or officers.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the years ended May 31, 2018 and May 31, 2019.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Simon Gee	2019	-	-	-
President and Chief Executive Officer		-	-	-

Gordon Rioux	2019	-	-	-
Vice-President and Director		-	-	-

Simon Gee	2018	-	-	-
President and Chief Executive Officer		-	-	-

Gordon Rioux	2018	-	-	-
Vice-President and Director		-	-	-

We have not paid any salaries to date. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We do not pay our directors any money and we have no plans to pay our directors any money in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended May 31, 2019, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of May 31, 2019 by (i) those persons known by us to be owners of more than 5% of the Company’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Simon Gee	Common Stock	3,500,000	Direct	46.66%

Gordon Rioux	Common Stock	1,000,000	Direct	13.33%

Directors and Executive Officers As A Group (2 persons)	Common Stock	4,500,000		59.99%

(1)Applicable percentages are based on 7,750,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than as disclosed below, there has been no transaction, since our inception, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)Any director or executive officer of our company;

(ii)Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)Any of our promoters and control persons; and

(iv)Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On February 2, 2015 we issued 3,500,000 shares of our common stock to our director Simon Gee at a price of $0.01, for total proceeds of $35,000. On November 26, 2014 we issued 1,000,000 shares of our common stock to Gordon Rioux at a price of $0.01 per share, for total proceeds of $10,000. The shares were issued to both subscribers pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscribers represented to us that they were not a “U.S. Person” as such term is defined in Regulation S.

From time to time the Company borrows money from its directors. As of May 31, 2019, the amounts due to related parties are $17,512. These advances were made by Mr. Gee and bear no interest and they are due on demand.

Item 14. Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of MaloneBailey, LLP as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by MaloneBailey, LLP in 2019 and 2018 were approved by the board of directors. The following table shows the fees for the years ended May 31, 2019 and 2018:

	2019	2018
Audit Fees (1)	$15,000	$2,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$15,000	$2,500

(1)Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)Tax fees – no fees of this sort were billed by MaloneBailey, LLP, our principal accountant during 2019 and 2018.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal year ended May 31, 2019.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2019 and 2018 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

(a)Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on April 1, 2016.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on September 25, 2018
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3AM TECHNOLOGIES, INC.

Date: September 13, 2019

	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simon Gee	Chief Executive Officer and Director	September 13, 2019
Simon Gee	(Principal Executive Officer)

/s/ Gordoon Rioux
Gordon Rioux	Director	September 13, 2019
/s/ Ben Hum
Ben Hum	Director	September 13, 2019