Form 10-K/A
period 2019-05-31
3AM TECHNOLOGIES INC
filed 2019-09-18
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to 3AM Technologies, Inc.’s annual report on Form 10–K for the period ended May 31, 2019, filed with the Securities and Exchange Commission on September 13, 2019 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

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

Date: September 18, 2019

	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simon Gee	Chief Executive Officer and Director	September 18, 2019
Simon Gee	(Principal Executive Officer)

/s/ Gordoon Rioux
Gordon Rioux	Director	September 18, 2019
/s/ Ben Hum
Ben Hum	Director	September 18, 2019