Form 10-Q
period 2019-08-31
3AM TECHNOLOGIES INC
filed 2019-10-22
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 21, 2019
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

Balance Sheets

(Unaudited)

	August 31, 2019	May 31, 2019
ASSETS
Current Assets
Cash	$6,909	$12,942
Prepaid Expenses	1,871	1,871
Total Current Assets	$8,780	$14,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$27,000	$27,000
Due to related parties	17,512	17,512
Total Current Liabilities	44,512	44,512

Stockholders’ Deficit
Preferred stock Authorized: 100,000,000 shares, par value $0.001 NIL shares issued and outstanding	-	-
Common Stock Authorized: 200,000,000 shares, par value $0.001 7,500,000 shares issued and outstanding	-	-
Additional paid in capital	67,500	67,500
Accumulated Deficit	(110,732)	(104,699)

Total Stockholders’ Deficit	(35,732)	(29,699)
Total Liabilities and Stockholders’ Deficit	$8,780	$14,813

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statement of Expenses

(Unaudited)

	For The Three Months Ended August 31, 2019	For The Three Months Ended August 31, 2018
Operating Expenses

General and administrative	$6,033	$6,528

Total Operating Expenses	6,033	6,528

Net Loss	$(6,033)	$(6,528)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,500,000	4,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended August 31, 2019 and 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)
Net loss	-	-	-	(6,033)	(6,033)

Balance – August 31, 2019	7,500,000	$7,500	$67,500	$(110,732)	$(35,732)

Balance – May 31, 2018	4,500,000	$4,500	$40,500	$(70,388)	$(25,388)
Net loss	-	-	-	(6,528)	(6,528)

Balance – August 31, 2018	4,500,000	$4,500	$40,500	$(76,916)	$(31,916)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statement of Cash Flows

(Unaudited)

	For The Three Months Ended	For The Three Months Ended
	August 31,	August 31,
	2019	2018
Operating Activities
Net loss	$(6,033)	$(6,528)
Adjustments to reconcile net loss to net cash used in Operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	(1,575)
Net cash used in operating activities	(6,033)	(8,103)
Financing Activities
Due to related parties	-	7,500
Net cash provided by financing activities	-	7,500
Net Decrease in Cash	(6,003)	(603)
Cash, Beginning of Period	12,942	828
Cash, End of Period	$6,909	$225

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended August 31, 2019, the Company has an accumulated deficit and net loss. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements, as reported in the Form 10K, have been omitted. The Company has chosen May 31 as its year end.

3.Related Party Transactions

a)On July 19, 2018, the President of the Company loaned $7,500 to the Company, the loan is non-interest bearing with no specific terms of repayment. As of August 31, 2019 and May 31, 2019, the Company was indebted to the President of the Company in the amount of $17,512 and $17,512 respectively. The loans are non-interest bearing, unsecured and due on demand.

(b)The Company’s office space is provided by management at no cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Results of Operations

For the Period Ended August 31, 2019 and 2018

		For The Three Months		For The Three Months
		Ended		Ended
		August 31, 2019		August 31, 2018
Revenues	$	Nil	$	Nil
Total operating expenses		6,033		6,528

Net loss		$(6,033)		$(6,528)

Revenues

For the period ended August 31, 2019 and August 31, 2018, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $6,033 for the period ended August 31, 2019 compared to $6,528 for the period ended August 31, 2018, which consisted of general and administrative expenses for both periods. Our general and administrative expenses were comprised of $6,500 in professional fees, and $28 in other general and administrative expenses for the period ended August 31, 2018.

Our general and administrative expenses were comprised of $6,000 in professional fees, and $33 in other general and administrative expenses for the period ended August 31, 2019.

Net Loss

We had a net loss of $6,033 for the period ended August 31, 2019 due to incurred operating expenses and no revenues.

Our revenue for the period ended August 31, 2019 was $Nil, and expenses for the period ended August 31, 2019 were $6,033, resulting in a net loss of $6,033.

We had a net loss of $6,528 for the period ended August 31, 2018 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of August 31, 2019, we had $6,909 in cash.

Our Company has a minimum cash burn rate of $3,000 per month mainly for legal and accounting expenses. Our founders have committed to lend the Company sufficient funds as required to continue operations for the next 6 months. We hope to raise capital from this offering to continue our operations and start generate revenues. If our Company does not realize revenues, then our Company intends to secure additional financing through the sale of its securities, however, there can be no assurance that our Company will be successful in selling its securities or the terms will be favorable to our Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

3AM TECHNOLOGIES, INC.

Date: October 21, 2019	By:	/s/ Simon Gee
Simon Gee Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)