Form 10-Q
period 2019-11-30
3AM TECHNOLOGIES INC
filed 2020-01-16
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-210544

3AM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2553515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45B West Wilmot Street, Unit 1. Richmond Hill, Ontario Canada	L4B 2P3
(Address of principal executive offices)	(Zip Code)

(204) 666-2981

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]  No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of January 14, 2020
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

November 30, 2019

(Unaudited)

3am Technologies, Inc.

Balance Sheets

	November 30, 2019	May 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$1,499	$12,942
Prepaid expenses	1,871	1,871

Total Current Assets	$3,370	$14,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,500	$27,000
Due to related party	17,512	17,512

Total Current Liabilities	44,012	44,512

Stockholders’ Deficit
Preferred stock	-	-
Authorized: 100,000,000 shares, par value $0.001
NIL shares issued and outstanding
Common stock
Authorized: 200,000,000 shares, par value $0.001	7,500	7,500
7,500,000 shares issued and outstanding
Additional paid-in capital	67,500	67,500
Accumulated Deficit	(115,642)	(104,699)

Total Stockholders’ Deficit	(40,642)	(29,699)

Total Liabilities and Stockholders’ Deficit	$3,370	$14,813

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	For the Six Months Ended November 30, 2019	For the Six Months Ended November 30, 2018
Operating Expenses
General and administrative	$4,910	$7,532	$10,943	$14,060

Total Operating Expenses	4,910	7,532	10,943	14,060

Net Loss	$(4,910)	$(7,532)	$(10,943)	$(14,060)

Net Loss Per Common Share – Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	7,500,000	4,672,527	7,500,000	4,585,792

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

For the Six Months Ended November 30, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)
Net loss	-	-	-	(6,033)	(6,033)

Balance – August 31, 2019	7,500,000	$7,500	$67,500	$(110,732)	$(35,732)
Net loss	-	-	-	(4,910)	(4,910)

Balance – November 30, 2019	7,500,000	$7,500	$67,500	$(115,642)	$(40,642)

Balance – May 31, 2018	4,500,000	$4,500	$40,500	$(70,388)	$(25,388)
Net loss	-	-	-	(6,528)	(6,528)

Balance – August 31, 2018	4,500,000	$4,500	$40,500	$(76,916)	$(31,916)
Common stock issued for cash	800,000	800	7,200	-	8,000
Net loss	-	-	-	(7,532)	(7,532)

Balance – November 30, 2018	5,300,000	$5,300	$47,700	$(84,448)	$(31,448)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2019	2018
Operating Activities
Net loss	$(10,943)	$(14,060)
Adjustments to reconcile net loss to net cash used in
Operating activities:	-	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(500)	2,925

Net cash used in operating activities	(11,443)	(11,135)
Financing Activities
Proceeds from sale of common stock	-	8,000
Due to related party	-	7,500
Net cash provided by financing activities	-	15,500

Net Increase (Decrease) in Cash	(11,443)	4,365
Cash, Beginning of Period	12,942	828
Cash, End of Period	$1,499	$5,193

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended November 30, 2019, the Company has an accumulated deficit of $115,642. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements, as reported in the Form 10-K, have been omitted. The Company has chosen May 31 as its year end.

3.Related Party Transactions

a)On July 19, 2018, the President of the Company loaned $7,500 to the Company, and the loan is non-interest bearing with no specific terms of repayment. As of November 30, 2019 and May 31, 2019, the Company was indebted to the President of the Company in the amount of $17,512 and $17,512 respectively. The loans are non-interest bearing, unsecured and due on demand.

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

We intend to generate revenue by assisting technology manufacturers and retailers to reduce their costs by sourcing their product design, development and manufacturing

The Company intends to compete with other similar companies, but aims to develop a website to promote its services and engage in a more comprehensive marketing program. 3AM Technologies does not currently have a website. The company currently relies on direct selling and referrals to source new clients. However, there can be no assurance that our efforts to expand the marketing effort of 3AM Technologies will succeed, or that we will be able to successfully market the proposed website, if developed. We believe that there is significant growth potential in 3AM Enterprises that can be achieved by expanding the company’s marketing efforts.

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

Management expects to invest in ongoing development and expansion of the Company’s services in order to remain competitive.

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Results of Operations

For the Six Months Ended November 30, 2019 and 2018

		For the Six		For the Six
		Months Ended		Months Ended
		November 30, 2019		November 30, 2018
Revenues	$	Nil	$	Nil
Total operating expenses		10,943		14,060

Net loss		(10,943)		$(14,060)

Revenues

For the six months ended November 30, 2019 and November 30, 2018, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $10,943 for the six months ended November 30, 2019 compared to $14,060 for the six months ended November 30, 2018, which consisted of general and administrative expenses for both periods. Our general and administrative expenses were comprised of $14,000 in professional fees, and $60 in other general and administrative expenses for the period ended November 30, 2018.

Our general and administrative expenses were comprised of $10,721 in professional fees, and $222 in other general and administrative expenses for the period ended November 30, 2019.

Net Loss

We had a net loss of $10,943 for the six months ended November 30, 2019 due to incurred operating expenses and no revenues.

Our revenue for the six months ended November 30, 2019 was $Nil, and expenses for the six months ended November 30, 2019 were $10,943, resulting in a net loss of $10,943.

We had a net loss of $14,060 for the six months ended November 30, 2018 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of November 30, 2019, we had $1,499 in cash.

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

3AM TECHNOLOGIES, INC.

Date: January 16, 2020	By:	/s/ Simon Gee
Simon Gee Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)