Form 10-Q
period 2020-02-29
3AM TECHNOLOGIES INC
filed 2020-06-01
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 29, 2020
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

February 29, 2020

(Unaudited)

3am Technologies, Inc.

Balance Sheets

	February 29,	May 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$1,464	$12,942
Prepaid expenses	1,871	1,871

Total Current Assets	$3,335	$14,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,000	$27,000
Due to related party	35,012	17,512

Total Current Liabilities	63,012	44,512

Stockholders’ Deficit
Preferred stock	-	-
Authorized: 100,000,000 shares, par value $0.001
NIL shares issued and outstanding
Common stock	7,500	7,500
Authorized: 200,000,000 shares, par value $0.001
7,500,000 shares issued and outstanding
Additional paid-in capital	67,500	67,500
Accumulated deficit	(134,677)	(104,699)

Total Stockholders’ Deficit	(59,677)	(29,699)

Total Liabilities and Stockholders’ Deficit	$3,335	$14,813

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Nine Months Ended February 29, 2020	Nine Months Ended February 28, 2019
Operating Expenses
General and administrative	$19,035	$2,826	$29,978	$16,886

Total Operating Expenses	19,035	2,826	29,978	16,886

Net Loss	$(19,035)	$(2,826)	$(29,978)	$(16,886)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,500,000	6,351,111	7,500,000	5,167,766

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)
Net loss	-	-	-	(6,033)	(6,033)

Balance – August 31, 2019	7,500,000	$7,500	$67,500	$(110,732)	$(35,732)
Net loss	-	-	-	(4,910)	(4,910)

Balance – November 30, 2019	7,500,000	$7,500	$67,500	$(115,642)	$(40,642)
Net loss	-	-	-	(19,035)	(19,035)

Balance – February 29, 2020	7,500,000	$7,500	$67,500	$(134,677)	$(59,677)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2018	4,500,000	$4,500	$40,500	$(70,388)	$(25,388)
Net loss	-	-	-	(6,528)	(6,528)

Balance – August 31, 2018	4,500,000	$4,500	$40,500	$(76,916)	$(31,916)
Common stock issued for cash	800,000	800	7,200	-	8,000
Net loss -	-	-	-	(7,532)	(7,532)

Balance – November 30, 2018	5,300,000	$5,300	$47,700	$(84,448)	$(31,448)
Common stock issued for cash	2,200,000	2,200	19,800	-	22,000
Net loss	-	-	-	(2,826)	(2,826)

Balance – February 28, 2019	7,500,000	$7,500	$67,500	$(87,274)	$(12,274)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 29	February 28,
	2020	2018
Operating Activities
Net loss for the period	$(29,978)	$(16,886)
Adjustments to reconcile net loss to net cash used in
Operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,500	1,425

Net cash used in operating activities	(26,478)	(15,461)
Financing Activities
Proceeds from sale of common stock	-	30,000
Proceeds from related party	15,000	7,500
Net cash provided by financing activities	15,000	37,500

Net Increase (Decrease) in Cash	(11,478)	22,039
Cash, Beginning of Period	12,942	828
Cash, End of Period	$1,464	$22,867

Non-Cash Transactions
Operating expenses paid by related party	$2,500	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of February 29, 2020, the Company has an accumulated deficit of $134,677. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements, as reported in the Form 10-K have been omitted. The Company has chosen May 31 as its year end.

3.Related Party Transactions

a)On January 22, 2020 and July 19, 2018, the President of the Company loaned $15,000 and $7,500 to the Company, respectively. During the nine months ended February 29, 2020, the President paid expenses in the amount of $2,500 on behalf of the Company to support its operation. As of February 29, 2020, and May 31, 2019, the Company was indebted to the President in the amount of $35,012 and $17,512, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

We intend to generate revenue by assisting technology manufacturers and retailers to reduce their costs by sourcing their product design, development and manufacturing

The Company intends to compete with other similar companies but aims to develop a website to promote its services and engage in a more comprehensive marketing program. 3AM Technologies does not currently have a website. The Company currently relies on direct selling and referrals to source new clients. However, there can be no assurance that our efforts to expand the marketing effort of 3AM Technologies will succeed, or that we will be able to successfully market the proposed website, if developed. We believe that there is significant growth potential in 3AM Enterprises that can be achieved by expanding the Company’s marketing efforts.

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

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Results of Operations

For the Nine Months Ended February 29, 2020 and February 28, 2019

		For the Nine		For the Nine
		Months Ended		Months Ended
		February 29, 2020		February 28, 2019
Revenues	$	Nil	$	Nil
Total operating expenses		29,978		16,886

Net loss		$(29,978)		$(16,886)

Revenues

For the nine months ended February 29, 2020 and February 28, 2019, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $29,978 for the nine months ended February 29, 2020 compared to $16,886 for the nine months ended February 28, 2019, which consisted of general and administrative expenses for both periods.

Our general and administrative expenses were comprised of $15,000 in professional fees, and $1,886 in other general and administrative expenses for the nine months ended February 28, 2019.

Our general and administrative expenses were comprised of $14,721 in professional fees, and $15,257 in other general and administrative expenses for the nine months ended February 29, 2020.

Net Loss

We had a net loss of $29,978 for the nine months ended February 29, 2020 due to incurred operating expenses and no revenues.

Our revenue for the nine months ended February 29, 2020 was $Nil, and expenses for the nine months ended February 29, 2020 were $29,978, resulting in a net loss of $29,978.

We had a net loss of $16,886 for the nine months ended February 28, 2019 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of February 29, 2020, we had $1,464 in cash.

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

We estimate that we will need to raise at least $100,000 to develop a first version of our planned website and fund our planned operations, including public company reporting costs, for the next twelve months.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the lack of adequate segregation of duties and the absence of an audit committee.

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

3AM TECHNOLOGIES, INC.

Date: May 29, 2020	By:	/s/ Simon Gee
Simon Gee Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)