Form 10-K
period 2020-05-31
3AM TECHNOLOGIES INC
filed 2020-09-14
CIK 1667615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-210544

3AM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2553515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 The Queensway, Barrie, ON, Canada	L4M 0B1
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 866-2500

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001
(Title of class)

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

Yes [   ] No [X] .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Non-accelerated filer	[X]
Accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $0.001 per share, issued and outstanding as of September 14, 2020.

INDEX

	Part I	5
Item 1.	Business	5
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosure	6

	Part II	7
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 8.	Financial Statements and Supplementary Data	10
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A.	Controls and Procedures	12
Item 9B.	Other Information	13

	Part III	14
Item 10.	Directors, Executive Officers, and Corporate Governance	14
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
Item 14.	Principal Accounting Fees and Services	18

	Part IV	19
Item 15.	Exhibits, Financial Statement Schedules	19

	Signatures	20

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

PART I

Item 1. Business.

General

As used in this Annual Report, references to “the Company”, “3AM Technologies”, “we”, “our”, “ours” and “us” refer 3AM Technologies, Inc., unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

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

While the Company has enough funds to operate now through financial support from its President, Simon Gee, management believes the Company’s best chance for long term growth is to complete the acquisition of 3AM Enterprises Inc. and put significant investment into additional marketing.

Employees

The Company currently has three employees; Simon Gee, the Company’s President, Gordon Rioux, the Company’s Vice President and Ben Hum, a director of the Company. All of the Company’s employees are employed elsewhere and have the flexibility to work up to 20 hours per week on 3AM Technologies related matters.

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

Holders

As of September 14, 2020, there were 32 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the fiscal year ended May 31, 2020,

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

While the Company has enough funds to operate now through financial support from its President, Simon Gee, management believes the Company’s best chance for long term growth is to complete the acquisition of 3AM Enterprises Inc. and put significant investment into additional marketing.

Plan of Operation

Our goal is to acquire 3AM Enterprises Inc., which is in the business of sourcing products, design and manufacturing services for North American retailers, distributors and OEM (original equipment manufacturing) of products that includes cables and printed circuit boards. We have signed a letter of intent to acquire 3AM Enterprises Inc. We intend to generate revenue through the sale, design and manufacturing sourcing of components and products for North American retailers and OEM technology products. The initial focus of our business will service retailers of cables and printed circuit boards.

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

Financial Instruments: The fair values of financial instruments which include cash, prepaid expense, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K.

For the Fiscal Year Ended May 31, 2020 compared to the Fiscal Year Ended May 31, 2019

Revenue

For the years ended May 31, 2020 and 2019, we generated no revenue.

Operating Expense

Operating expense increased to $38,142 for the year ended May 31, 2020 as compared with $34,311 for the year ended May 31, 2019. This increase is primarily attributable to an increase in service expense relating to the application of DTC eligibility, offset by the decrease in filing expenses.

Net loss

Net loss increased to $38,142 for the year ended May 31, 2020 as compared with $34,311 for the year ended May 31, 2019. The increase is entirely attributable to an increase in operating expenses of approximately $3,831.

Liquidity and Capital Resources

	For the Year Ended
	May 31,
	2020	2019
Net cash used in operating activities	$(22,008)	$(25,386)
Net cash provided by financing activities	$10,500	$37,500

Net cash used in operations was $22,008 for the fiscal year ended May 31, 2020 compared to $25,386 for the year ended May 31, 2019. This decrease was primarily attributable to an increase in net loss of approximately $3,831, a decrease in prepaid expenses of $1,871 and an increase in accounts payable of $14,263.

Cash flows provided by financing activities for the fiscal year ended May 31, 2020 were $10,500 compared to $37,500 for the year ended May 31, 2019.

We have substantial capital resource requirements and have incurred significant losses since inception. As of May 31, 2020, we had $1,434 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of May 31, 2020 and 2019, the Company was indebted to the President of the Company in the amount of $37,512 and $17,512, respectively, which is non-interest bearing, unsecured, and due on demand.

The business’ operational facility was provided by the president of the Company free of charge.

Going Concern Qualification

We did not generate any revenue for the year ended May 31, 2020 or the year ended May 31, 2019 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. As of May 31, 2020, the Company has an accumulated deficit of $142,841. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended May 31, 2020 and 2019. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Item 8. Financial Statements and Supplementary Data.

3am Technologies, Inc.

May 31, 2020

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Changes in Stockholders’ Deficit	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

3am Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 3am Technologies, Inc. (the “Company”) as of May 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

September 14, 2020

3am Technologies, Inc.

Balance Sheets

	May 31,	May 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,434	$12,942
Prepaid expenses	-	1,871

Total Current Assets	$1,434	$14,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,763	$27,000
Due to related party	37,512	17,512

Total Current Liabilities	69,275	44,512

Stockholders’ Deficit
Preferred stock	-	-
Authorized: 100,000,000 shares, par value $0.001
NIL shares issued outstanding
Common stock	7,500	7,500
Authorized: 200,000,000 shares, par value $0.001
7,500,000 shares issued and outstanding at May 31, 2020 and 2019
Additional paid-in capital	67,500	67,500
Accumulated deficit	(142,841)	(104,699)

Total Stockholders’ Deficit	(67,841)	(29,699)
Total Liabilities and Stockholders’ Deficit	$1,434	$14,813

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Statements of Operations

	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019
Operating Expenses
General and administrative	$38,142	$34,311
		,
Total Operating Expenses	38,142	34,311

Net Loss	$(38,142)	$(34,311)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	7,500,000	5,755,616

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended May 31, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – May 31, 2018	4,500,000	$4,500	$40,500	$(70,388)	$(25,388)

Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(34,311)	(34,311)

Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)

Net loss	-	-	-	(38,142)	(38,142)

Balance – May 31, 2020	7,500,000	$7,500	$67,500	$(142,841)	$(67,841)

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	May 31,	May 31,
	2020	2019
Operating Activities
Net Loss	$(38,142)	$(34,311)

Adjustments to reconcile net loss to net cash used in Operating activities:

Changes in operating assets and liabilities:
Prepaid expense	1,871	-
Accounts payable and accrued expenses	14,263	8,925

Net cash used in operating activities	(22,008)	(25,386)
Financing Activities
Proceeds from issuance of common stock	-	30,000
Proceeds from related party	15,000	7,500
Repayment to related party	(4,500)	-
Net cash provided by financing activities	10,500	37,500

Net Increase (Decrease) in Cash	(11,508)	12,114

Cash, Beginning of the Year	12,942	828
Cash, End of Year	$1,434	$12,942

Non-cash Transactions
Operating expenses paid by related party	$9,500	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these financial statements)

3am Technologies, Inc.

Notes to Financial Statements

1. Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2020, the Company has an accumulated deficit of $142,841. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

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

d)Financial Instruments

The fair values of financial instruments which include cash, prepaid expense, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

3am Technologies, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

3. Related Party Transactions

a)On January 22, 2020 and July 19, 2018, the President of the Company loaned $15,000 and $7,500 to the Company, respectively. During the year ended May 31, 2020, the President paid expenses in the amount of $9,500 on behalf of the Company to support its operation. The Company repaid the President in the amount of $4,500 during the year ended May 31, 2020. As of May 31, 2020, and May 31, 2019, the Company was indebted to the President in the amount of $37,512 and $17,512, respectively. The loans are non-interest bearing, unsecured and due on demand.

b)The Company’s office space is provided by management at no cost.

4. Common Stock

a)On November 6, 2018, the Company issued 300,000 common shares at $0.01 per share for proceeds of $3,000.

b)On November 13, 2018, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

c)On January 16, 2019, the Company issued 2,200,000 common shares at $0.01 per share for proceeds of $22,000.

3am Technologies, Inc.

Notes to Financial Statements

5. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $142,841 which start to expire in 2035. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. All tax returns for the Company remain open.

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

Significant components of the Company’s deferred tax assets as at May 31, 2020 and 2019, after applying enacted corporate income tax rates, are as follows:

	2020 $	2019 $
Deferred income tax asset
Net operating loss carried forward	29,997	21,987
Valuation allowance	(29,997)	(21,987)
Net deferred income tax asset	-	-

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of May 31, 2020, we had identified the following material weaknesses which still exist through the date of this report:

As of May 31, 2020 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of May 31, 2020. Based on this assessment, management believes that, as of May 31, 2020, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of May 31, 2020, based on the criteria established in the 2013 “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of May 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended May 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Simon Gee	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	40	March 13, 2014

Gordon Rioux	Vice President and Director	45	November 26, 2014

Ben Hum	Director	55	December 3, 2018

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the years ended May 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Simon Gee	2020	-	-	-
President and Chief Executive Officer		-	-	-

Gordon Rioux	2020	-	-	-
Vice-President and Director	2020	-	-	-

Ben Hum
Director

Simon Gee	2019	-	-	-
President and Chief Executive Officer		-	-	-

Gordon Rioux	2019	-	-	-
Vice-President and Director	2019	-	-	-

Ben Hum
Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended May 31, 2020, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of May 31, 2020 by (i) those persons known by us to be owners of more than 5% of the Company’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Simon Gee	Common Stock	3,500,000	Direct	46.66%

Gordon Rioux	Common Stock	1,000,000	Direct	13.33%

Directors and Executive Officers As A Group (2 persons)	Common Stock	4,500,000		59.99%

(1)Applicable percentages are based on 7,500,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

From time to time the Company borrows money from its directors. As of May 31, 2020, the amounts due to related party are $37,512. These advances were made by Mr. Gee and bear no interest and they are due on demand.

Item 14. Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of MaloneBailey, LLP as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by MaloneBailey, LLP in 2020 and 2019 were approved by the board of directors. The following table shows the fees for the years ended May 31, 2020 and 2019:

	2020	2019
Audit Fees (1)	$12,000	$15,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$12,000	$15,000

(1)Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)Tax fees – no fees of this sort were billed by MaloneBailey, LLP, our principal accountant during the years ended May 31, 2020 and 2019.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal year ended May 31, 2020.

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

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2020 and 2019 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

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

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3AM TECHNOLOGIES, INC.

Date: September 14, 2020	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simon Gee	Chief Executive Officer and	September 14, 2019
Simon Gee	Director (Principal Executive Officer)

/s/ Gordoon Rious
Gordon Rioux	Director	September 14, 2019
/s/ Ben Hum
Ben Hum	Director	September 14, 2019