Form 10-K/A
period 2020-05-31
3AM TECHNOLOGIES INC
filed 2020-10-02
CIK 1667615

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to 3AM Technologies, Inc.’s annual report on Form 10–K for the period ended May 31, 2020, filed with the Securities and Exchange Commission on September 14, 2020 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

3AM TECHNOLOGIES, INC.

Date: October 2, 2020	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simon Gee	Chief Executive Officer and	October 2, 2020
Simon Gee	Director (Principal Executive Officer)

/s/ Gordoon Rious
Gordon Rioux	Director	October 2, 2020
/s/ Ben Hum
Ben Hum	Director	October 2, 2020