Form 10-Q
period 2020-08-31
3AM TECHNOLOGIES INC
filed 2020-10-20
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Yes[   ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[   ] No[X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 20, 2020
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

August 31, 2020

(Unaudited)

3am Technologies, Inc.

Balance Sheets

	August 31,	May 31,
	2020	2020
	(Unaudited)

ASSETS
Current Assets
Cash	$1,394	$1,434
Total Current Assets	$1,394	$1,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$30,763	$31,763
Due to related party	47,737	37,512
Total Current Liabilities	78,500	69,275

Stockholders’ Deficit
Preferred stock Authorized: 10,000,000 shares, par value $0.001 NIL shares issued and outstanding	-	-
Common Stock Authorized: 20,000,000 shares, par value $0.001 7,500,000 shares issued and outstanding at August 31, 2020 and May 31, 2020	7,500	7,500

Additional paid-in capital	67,500	67,500
Accumulated deficit	(152,106)	(142,841)
Total Stockholders’ Deficit	(77,106)	(67,841)
Total Liabilities and Stockholders’ Deficit	$1,394	$1,434

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019
Operating Expenses
General and administrative	$9,265	$6,033

Total Operating Expenses	9,265	6,033

Net Loss	$(9,265)	$(6,033)

Net Loss Per Common Share – Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding	7,500,000	7,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – May 31, 2020	7,500,000	$$7,500	$$67,500	$(142,841)	$(67,841)
Net loss	-	-	-	(9,265)	(9,265)

Balance – August 31, 2020	7,500,000	$$7,500	$$67,500	$(152,106)	$(77,106)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares
Balance – May 31, 2019	7,500,000	$$7,500	$$67,500	$(104,699)	$(29,699)
Net loss	-	-	-	(6,033)	(6,033)

Balance – August 31, 2019	7,500,000	$$7,500	$$67,500	$(110,732)	$(35,732)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2020	2019
Operating Activities

Net loss for the period	$(9,265)	$(6,033)
Adjustments to reconcile net loss to net cash used in Operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,225	-
Net cash used in operating activities	(40)	(6,033)

Net Decrease in Cash	(40)	(6,033)

Cash, Beginning of Period	1,434	12,942

Cash, End of Period	$1,394	$6,909

Non-Cash Transactions
Operating expenses paid by related party	$10,225	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of August 31, 2020, the Company has an accumulated deficit of $152,106. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.Related Party Transactions

a)During the three months ended August 31, 2020, the President of the Company paid operating expense of $10,225 on behalf of the Company. As of August 31, 2020 and May 31, 2020, the Company was indebted to the President in the amount of $47,737 and $37,512, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

We intend to generate revenue by assisting technology manufacturers and retailers to reduce their costs by sourcing their product design, development and manufacturing.

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

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Results of Operations

For the Three Months Ended August 31, 2020 and 2019

		For the three		For the Three
		Months Ended		Months Ended
		August 31, 2020		August 31, 2019
Revenues	$	Nil	$	Nil
Total operating expenses		9,265		6,033

Net loss		$(9,265)		$(6,033)

Revenues

For the three months ended August 31, 2020 and 2019, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $9,265 for the three months ended August 31, 2020 compared to $6,033 for the three months ended August 31, 2019, which consisted of general and administrative expenses for both periods.

Our general and administrative expenses were comprised of $6,000 in professional fees, and $33 in other general and administrative expenses for the three months ended August 31, 2019.

Our general and administrative expenses were comprised of $9,000 in professional fees, and $265 in other general and administrative expenses for the three months ended August 31, 2020.

Net Loss

We had a net loss of $9,265 for the three months ended August 31, 2020 due to incurred operating expenses and no revenues.

Our revenue for the three months ended August 31, 2020 was $Nil, and expenses for the three months ended August 31, 2020 were $9,265, resulting in a net loss of $9,265.

We had a net loss of $6,033 for the three months ended August 31, 2019 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of August 31, 2020, we had $1,394 in cash.

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

3AM TECHNOLOGIES, INC.

Date: October 20, 2020	By:	/s/ Simon Gee
Simon Gee Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)