Form 10-Q/A
period 2020-08-31
3AM TECHNOLOGIES INC
filed 2020-10-23
CIK 1667615

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to 3AM Technologies, Inc.’s quarterly report on Form 10–Q for the period ended August 31, 2020, filed with the Securities and Exchange Commission on October 20, 2020 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

3AM TECHNOLOGIES, INC.

Date: October 22, 2020	By:	/s/ Simon Gee
Simon Gee Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)