Form 10-Q
period 2020-11-30
3AM TECHNOLOGIES INC
filed 2021-01-19
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-210544

3AM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2553515
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45B West Wilmot Street, Unit 1.
Richmond Hill, Ontario
Canada	L4B 2P3
(Address of principal executive offices)	(Zip Code)

(204) 666-2981

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No[X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of January 15, 2021
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

November 30, 2020

(Unaudited)

3am Technologies, Inc.

Balance Sheets

	November 30,	May 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,364	$1,434

Total Current Assets	$1,364	$1,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$34,763	$31,763
Due to related party	50,127	37,512
Total Current Liabilities	84,890	69,275

Stockholders’ Deficit
Preferred stock	-	-
Authorized: 10,000,000 shares, par value $0.001
NIL shares issued and outstanding
Common stock	7,500	7,500
Authorized: 20,000,000 shares, par value $0.001
7,500,000 shares issued and outstanding at November 30, 2020 and May 31, 2020

Additional paid-in capital	67,500	67,500
Accumulated deficit	(158,526)	(142,841)
Total Stockholders’ Deficit	(83,526)	(67,841)
Total Liabilities and Stockholders’ Deficit	$1,364	$1,434

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Operating Expenses
General and administrative	$6,420	$4,910	$15,685	$10,943
				,
Total Operating Expenses	6,420	4,910	15,685	10,943

Net Loss	$(6,420)	$(4,910)	$(15,685)	$(10,943)

Net Loss Per Common Share – Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	7,500,000	7,500,000	7,500,000	7,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2020	7,500,000	$7,500	$67,500	$(142,841)	$(67,841)
Net loss	-	-	-	(9,265)	(9,265)

Balance – August 31,2020	7,500,000	$7,500	$67,500	$(152,106)	$(77,106)
Net loss	-	-	-	(6,420)	(6,420)

Balance – November 30, 2020	7,500,000	$7,500	$67,500	$(158,526)	$(83,526)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)
Net loss	-	-	-	(6,033)	(6,033)

Balance – August 31,2019	7,500,000	$7,500	$67,500	$(110,732)	$(35,732)
Net loss	-	-	-	(4,910)	(4,910)

Balance – November 30, 2019	7,500,000	$7,500	$67,500	$(115,642)	$(40,642)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2020	2019
Operating Activities

Net loss for the period	$(15,685)	$(10,943)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15615	(500)

Net cash used in operating activities	(70)	(11,443)

Net Decrease in Cash	(70)	(11,443)

Cash, Beginning of Period	1,434	12,942

Cash, End of Period	$1,364	$1,499

Non-Cash Transactions
Operating expenses paid by related party	$12,615	$-

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of November 30, 2020, the Company has an accumulated deficit of $158,526. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

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

3.Related Party Transactions

(a)During the six months ended November 30, 2020, the President of the Company paid operating expense of $12,615 on behalf of the Company. As of November 30, 2020, and May 31, 2020, the Company was indebted to the President in the amount of $50,127 and $37,512, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Results of Operations

For the Six Months Ended November 30, 2020 and 2019

		For the six		For the six
		Months Ended		Months Ended
		November 30, 2020		November 30, 2019
Revenues	$	Nil	$	Nil
Total operating expenses		15,685		10,943

Net loss		$(15,685)		$(10,943)

Revenues

For the six months ended November 30, 2020 and 2019, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $15,685 for the six months ended November 30, 2020 compared to $10,943 for the six months ended November 30, 2019, which consisted of general and administrative expenses for both periods.

Our general and administrative expenses were comprised of $10,721 in professional fees, and $222 in other general and administrative expenses for the six months ended November 30, 2019.

Our general and administrative expenses were comprised of $13,000 in professional fees, and $2,685 in other general and administrative expenses for the six months ended November 30, 2020.

Net Loss

We had a net loss of $15,685 for the six months ended November 30, 2020 due to incurred operating expenses and no revenues.

Our revenue for the six months ended November 30, 2020 was $Nil, and expenses for the six months ended November 30, 2020 were $15,685, resulting in a net loss of $15,685.

We had a net loss of $10,943 for the six months ended November 30, 2019 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of November 30, 2020, we had $1,364 in cash.

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

3AM TECHNOLOGIES, INC.

Date: January 15, 2021	By:	/s/ Simon Gee
Simon Gee Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)