Form 10-Q
period 2021-02-28
3AM TECHNOLOGIES INC
filed 2021-04-23
CIK 1667615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 23, 2021
Common stock, $0.001 par value	7,500,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

3am Technologies, Inc.

February 28, 2021

(Unaudited)

3am Technologies, Inc.

Balance Sheets

	February 28,	May 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,344	$1,434

Total Current Assets	$1,344	$1,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$36,263	$31,763
Due to related party	52,702	37,512

Total Current Liabilities	88,965	69,275

Stockholders’ Deficit
Preferred stock Authorized: 10,000,000 shares, par value $0.001 Nil shares issued and outstanding	-	-

Common stock Authorized: 20,000,000 shares, par value $0.001 7,500,000 shares issued and outstanding at February 28, 2021 and May 31, 2020	7,500	7,500

Additional paid-in capital	67,500	67,500
Accumulated deficit	(162,621)	(142,841)

Total Stockholders’ Deficit	(87,621)	(67,841)

Total Liabilities and Stockholders’ Deficit	$1,344	$1,434

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	Nine Months Ended February 28, 2021	Nine Months Ended February 29, 2020
Operating Expenses
General and administrative	$4,095	$19,035	$19,780	$29,978

Total Operating Expenses	4,095	19,035	19,780	29,978

Net Loss	$(4,095)	$(19,035)	$(19,780)	$(29,978)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,500,000	7,500,000	7,500,000	7,500,000

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2020	7,500,000	$7,500	$67,500	$(142,841)	$(67,841)
Net loss	-	-	-	(9,265)	(9,265)

Balance – August 31, 2020	7,500,000	$7,500	$67,500	$(152,106)	$(77,106)
Net loss	-	-	-	(6,420)	(6,420)

Balance – November 30, 2020	7,500,000	$7,500	$67,500	$(158,526)	$(83,526)
Net loss	-	-	-	(4,095)	(4,095)

Balance – February 28, 2021	7,500,000	$7,500	$67,500	$(162,621)	$(87,621)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – May 31, 2019	7,500,000	$7,500	$67,500	$(104,699)	$(29,699)
Net loss	-	-	-	(6,033)	(6,033)

Balance – August 31, 2019	7,500,000	$7,500	$67,500	$(110,732)	$(35,732)
Net loss -	-	-	-	(4,910)	(4,910)

Balance – November 30, 2019	7,500,000	$7,500	$67,500	$(115,642)	$(40,642)
Net loss	-	-	-	(19,035)	(19,035)

Balance – February 29, 2020	7,500,000	$7,500	$67,500	$(134,677)	$(59,677)

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28	February 29,
	2021	2020
Operating Activities
Net loss for the period	$(19,780)	$(29,978)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,690	3,500

Net cash used in operating activities	(90)	(26,478)

Financing Activities
Proceeds from related party	-	15,000

Net cash provided by financing activities	-	15,000

Net Decrease in Cash	(90)	(11,478)
Cash, Beginning of Period	1,434	12,942
Cash, End of Period	$1,344	$1,464

Non-Cash Transactions
Operating expenses paid by related party	$15,190	$2,500

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

3am Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

3am Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on March 13, 2014. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of February 28, 2021, the Company has an accumulated deficit of $162,621. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.Related Party Transactions

a)During the nine months ended February 28, 2021, the President of the Company paid operating expense of $15,190 on behalf of the Company. As of February 28, 2021, and May 31, 2020, the Company was indebted to the President in the amount of $52,702 and $37,512, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

If we are unable to complete our acquisition of 3AM Enterprises, this may prevent us from accomplishing our business plan.

Results of Operations

For the Nine Months Ended February 28, 2021 and February 29, 2020

		For the Nine		For the Nine
		Months Ended		Months Ended
		February 28, 2021		February 29, 2020
Revenues	$	Nil	$	Nil
Total operating expenses		19,780		29,978

Net loss		$(19,780)		$(29,978)

Revenues

For the nine months ended February 28, 2021 and February 29, 2020, we generated no revenues.

Operating Expenses

We incurred total operating expenses of $19,780 for the nine months ended February 28, 2021 compared to $29,978 for the nine months ended February 29, 2020, which consisted of general and administrative expenses for both periods.

Our general and administrative expenses were comprised of $14,721 in professional fees, and $15,257 in other general and administrative expenses for the nine months ended February 29, 2020.

Our general and administrative expenses were comprised of $17,000 in professional fees, and $2,780 in other general and administrative expenses for the nine months ended February 28, 2021.

Net Loss

We had a net loss of $19,780 for the nine months ended February 28, 2021 due to incurred operating expenses and no revenues.

Our revenue for the nine months ended February 28, 2021 was $Nil, and expenses for the nine months ended February 28, 2021 were $19,780, resulting in a net loss of $19,780.

We had a net loss of $29,978 for the nine months ended February 29, 2020 due to incurred operating expenses and no revenues.

Capital Resources and Liquidity

As of February 28, 2021, we had $1,344 in cash.

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

3AM TECHNOLOGIES, INC.

Date: April 23, 2021	By:	/s/ Simon Gee
Simon Gee Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)